Form 10-K
period 2007-12-31
SACO I Trust 2007-2
filed 2008-03-31
CIK 1389019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-131374-44

SACO I TRUST 2007-2
(Exact name of issuing entity as specified in its charter)

BEAR STEARNS ASSET BACKED SECURITIES I LLC
(Exact name of registrant/depositor as specified in its charter)

EMC MORTGAGE CORPORATION
(Exact name of sponsor as specified in its charter)

Delaware	20-0842986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

383 Madison Avenue, New York, New York 10179
(Address of principal executive offices)

(212) 272-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following document if incorporated by reference and the Part of the Form 10_K (e.g., Part I, Part II , etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

SEE ITEM 15 (PART IV)

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
Omitted.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS UNDER REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
Not Applicable.

Item 1114(b)(2) of Regulation AB. Significant Enhancement Provider Financial Information.
None.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments Financial Information.
Bear Stearns Financial Products Inc. provides an Interest Rate Swap derivative instrument for the trust as disclosed in the 424 Prospectus.  No additional disclosure is necessary because the significance percentage for the interest rate corridor is less than 10%.

On March 16, 2008, JPMorgan Chase & Co. agreed to guarantee the obligations of Bear Stearns Financial Products, Inc. under the interest rate swap agreement pursuant to the terms of the Guaranty Agreement described below in Item 1119.  Additional disclosure with respect to JPMorgan Chase & Co. can be found below in Item 1119.  The significance percentage represented by the guarantee of the interest rate swap agreement is less than 10%.  Except with respect to the addition of this guarantee, the terms and conditions of the interest rate swap agreement remain unchanged.

Item 1117 of Regulation AB. Legal Proceedings.
The sponsor has received a civil investigative demand (CID), from the Federal Trade Commission (FTC), seeking documents and data relating to the sponsor's business and servicing practices. The CID was issued pursuant to a December 8, 2005 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders, loan servicers and loan brokers to determine whether there have been violations of certain consumer protections laws. The sponsor is cooperating with the FTC's inquiry.

On March 10, 2008, EMC received notice from the Staff of the FTC that the Staff believed EMC and its parent, The Bear Stearns Companies, Inc. had violated a number of Federal consumer protection statutes in connection with its servicing activities.  With the notice, the Staff delivered a draft complaint and draft consent order seeking certain injunctive relief regarding business practices and unspecified monetary redress.  The Staff also indicated that it had been authorized to offer an opportunity to resolve the matter though consent negotiations before it seeks approval from the FTC to proceed with the filing of a complaint.  EMC expects to engage in such discussions with the Staff.

RODRIGUEZ v. EMC Mortgage Corporation and The Bear Stearns Companies. This purported class action is pending in U. S. District Court for the District of Connecticut.  The case was filed in December 2007.  It seeks certification of a class made up of African-American and Hispanic borrowers who had a non-prime loan serviced by EMC and who were subjected to allegedly improper servicing practices, including imposition of unwarranted fees, pyramiding of late fees, unjustified forced-placing of insurance, failure to properly apply payments, improper reporting of derogatory credit information, and failure to properly administer escrow accounts.  EMC and Bear Stearns have filed motions to dismiss and to strike.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
On March 16, 2008, JPMorgan Chase & Co. (“JPMorgan Chase”) announced that it had entered into an Agreement and Plan of Merger, dated March 16, 2008 (the “Agreement and Plan of Merger”), and subsequently amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 24, 2008 (such amendment, together with the Agreement and Plan of Merger, the “Merger Agreement”), with The Bear Stearns Companies Inc., the parent company of the Bear Stearns Financial Products, Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in Merger Agreement, a wholly-owned subsidiary of JPMorgan Chase will merge with and into The Bear Stearns Companies Inc. with The Bear Stearns Companies Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of JPMorgan Chase.  The Merger Agreement has been approved by the Boards of Directors of The Bear Stearns Companies Inc. and JPMorgan Chase and is subject to customary closing conditions, including stockholder approval.  The Federal Reserve, the Office of the Comptroller of the Currency and other federal agencies have given all necessary approvals for the merger.  The merger is expected to be completed by the end of the second calendar year quarter of 2008, however there can be no assurance that the merger will close as contemplated.

In connection with the Merger Agreement, JPMorgan Chase issued an Amended and Restated Guaranty Agreement, effective as of March 16, 2008 (the “Guaranty”), guaranteeing the obligations and liabilities of The Bear Stearns Companies Inc. and certain of its affiliates, including the Bear Stearns Financial Products, Inc.’s obligations under the interest rate swap agreement.  A copy of the Guaranty is filed as Exhibit 99.1 to this Form 10-K.  Except with respect to the addition of this Guaranty, the terms and conditions of the interest rate swap agreement remain unchanged.

JPMorgan Chase is a financial holding company incorporated under Delaware law, whose principal office is located in New York, New York.  JPMorgan Chase services include investment banking, financial services for consumers, small business and commercial banking, financial transaction processing, asset management, and private equity. A component of the Dow Jones Industrial Average, JPMorgan Chase serves millions of consumers in the United States and many of the world's corporate, institutional and government clients under its JPMorgan and Chase brands.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Item 15, exhibits (33) and (34)

LaSalle Bank National Association as Securities Administrator’s (“LaSalle”) Report on Assessment of Compliance with Servicing Criteria for 2007 (the “2007 Assessment”) attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”

The investor reporting errors identified on LaSalle’s 2007 Assessment as material instances of noncompliance (the “Investor Reporting Errors”) included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances.  The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff.  Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring.  Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

Assurant Inc. (the "Asserting Party") has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the Applicable Servicing Criteria. Specifically, the Asserting Party did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with §1122(d)(4)(xii).

Certain custodial account reconciliations were not reviewed within timelines outlined in the GMACM’s policies and procedures, as required by criteria 1122(d)(2)(vii)(C).  Certain custodial accounts had reconciling items which were not resolved within 90 calendar days of original identification, as required by criteria 1122(d)(2)(vii)(D).

Management has implemented the appropriate measures to resolve the bank reconciliation items noted in the report.

Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicer's, GMAC Commercial Mortgage, LLC, Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement.  The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.

As of January 1, 2008, Assurant, Inc. has implemented practices and procedures to capture the information necessary to assess compliance with Section 1122(d)(4)(xii).

Item 1123 of Regulation AB. Servicer Compliance Statement.
See Item 15, exhibit (35)

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
1.1
The Underwriting Agreement, dated April 13, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor and the related Terms Agreement, dated as of February 9, 2007, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor (As previously filed on Form 8-K filed on March 29, 2007  and  hereby incorporated by reference into this report on Form 10-K)

4.1
The Pooling and Servicing Agreement, dated as of February 1, 2007, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller and as company, LaSalle Bank National Association, as master servicer and securities administrator, and Citibank, N.A., as trustee (As previously filed on Form 8-K filed on March 29, 2007 and  hereby incorporated by reference into this report on Form 10-K)

10.1
Mortgage Loan Purchase Agreement, dated as of February 28, 2007, as amended and supplemented by any and all amendments hereto by and between EMC Mortgage Corporation, a Delaware corporation and Bear Stearns Asset Backed Securities I LLC (As previously filed on Form 8-K filed on March 29, 2007 and hereby incorporated by reference into this report on Form 10-K)

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage , LLC, as servicing function participant
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc. as servicing function participant
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, FIS Tax Services, as servicing function participant
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, Land America Tax and Flood Services, Inc., as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage , LLC, as servicing function participant
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc. as servicing function participant
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, FIS Tax Services, as servicing function participant
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Land America Tax and Flood Services, Inc., as servicing function participant
35(a)	Servicer compliance statement, LaSalle Bank National Association, as Master Servicer
35(b)	Servicer compliance statement, EMC Mortgage Corporation, as Company
35(c)	Servicer compliance statement, LaSalle Bank National Association, as Securities Administrator
35(d)	Servicer compliance statement, GMAC Mortgage , LLC, as servicing function participant
99.1	Amended and Restated Guaranty Agreement of JPMorgan Chase & Co. effective as of March 16, 2008
99.2
Custodial Agreement, dated as of February 28, 2007, by and among Citibank, N.A., not individually but solely as trustee, Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation as seller, LaSalle Bank National Association, as master servicer and securities administrator and Wells Fargo Bank, N.A., as custodian (As previously filed on Form 8-K filed on March 29, 2007 and  hereby incorporated by reference into this report on Form 10-K)

99.3
Swap Agreement between Bear Stearns Financial Products Inc. and LaSalle Bank National Association, not in its individual capacity, but solely as Supplemental Interest Trust Trustee (As previously filed on Form 8-K filed on March 29, 2007 and  hereby incorporated by reference into this report on Form 10-K)

99.4
Servicing Agreement, dated as of May 1, 2001,  and  executed between EMC Mortgage Corporation and GMAC Mortgage Corporation (As previously filed on Form 8-K filed on March 29, 2007 and  hereby incorporated by reference into this report on Form 10-K)

99.5
Assignment, Assumption and Recognition Agreement is made and entered into as of February 28, 2007 among EMC Mortgage Corporation, Citibank, N.A., not individually but solely as trustee for the holders of SACO I Trust 2007-2, Mortgage-Backed Certificates, Series 2007-2 and GMAC Mortgage, LLC (As previously filed on Form 8-K filed on March 29, 2007 and  hereby incorporated by reference into this report on Form 10-K)

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K:
(31) Rule 13a-14(d)/15d-14(d) Certifications.
(33) Reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	LaSalle Bank National Association, as Master Servicer
2.	EMC Mortgage Corporation, as Company
3.	LaSalle Bank National Association, as Securities Administrator and Custodian
4.	GMAC Mortgage , LLC, as servicing function participant
5.	Wells Fargo Bank, National Association, as Custodian
6.	Assurant, Inc. as servicing function participant
7.	FIS Tax Services, as servicing function participant
8.	Land America Tax and Flood Services, Inc., as servicing function participant
(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	LaSalle Bank National Association, as Master Servicer
2.	EMC Mortgage Corporation, as Company
3.	LaSalle Bank National Association, as Securities Administrator and Custodian
4.	GMAC Mortgage , LLC, as servicing function participant
5.	Wells Fargo Bank, National Association, as Custodian
6.	Assurant, Inc. as servicing function participant
7.	FIS Tax Services, as servicing function participant
8.	Land America Tax and Flood Services, Inc., as servicing function participant
(35) Servicer Compliance Statements:
1.	LaSalle Bank National Association, as Master Servicer
2.	EMC Mortgage Corporation, as Company
3.	LaSalle Bank National Association, as Securities Administrator
4.	GMAC Mortgage , LLC, as servicing function participant
(99) Other Exhibits
1.	Amended and Restated Guaranty Agreement of JPMorgan Chase & Co. effective as of March 16, 2008

(c) Not Applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indiciated.

LaSalle Bank National Association, as Master Servicer

March 28, 2008	/s/ Tammy Spriggs
Name: Tammy Spriggs
Title: First Vice President
The Senior Officer in Charge of the Servicing Function of the Master Servicer

EXHIBIT INDEX

Exhibit Number	Description
1.1
The Underwriting Agreement, dated April 13, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor and the related Terms Agreement, dated as of February 9, 2007, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor (As previously filed on Form 8-K filed on March 29, 2007  and  hereby incorporated by reference into this report on Form 10-K)

4.1
The Pooling and Servicing Agreement, dated as of February 1, 2007, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller and as company, LaSalle Bank National Association, as master servicer and securities administrator, and Citibank, N.A., as trustee (As previously filed on Form 8-K filed on March 29, 2007 and  hereby incorporated by reference into this report on Form 10-K)

10.1
Mortgage Loan Purchase Agreement, dated as of February 28, 2007, as amended and supplemented by any and all amendments hereto by and between EMC Mortgage Corporation, a Delaware corporation and Bear Stearns Asset Backed Securities I LLC (As previously filed on Form 8-K filed on March 29, 2007 and hereby incorporated by reference into this report on Form 10-K)

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage , LLC, as servicing function participant
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc. as servicing function participant
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, FIS Tax Services, as servicing function participant
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, Land America Tax and Flood Services, Inc., as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, EMC Mortgage Corporation, as Company
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Securities Administrator and Custodian
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage , LLC, as servicing function participant
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as Custodian
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant, Inc. as servicing function participant
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, FIS Tax Services, as servicing function participant
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Land America Tax and Flood Services, Inc., as servicing function participant
35(a)	Servicer compliance statement, LaSalle Bank National Association, as Master Servicer
35(b)	Servicer compliance statement, EMC Mortgage Corporation, as Company
35(c)	Servicer compliance statement, LaSalle Bank National Association, as Securities Administrator
35(d)	Servicer compliance statement, GMAC Mortgage , LLC, as servicing function participant
99.1	Amended and Restated Guaranty Agreement of JPMorgan Chase & Co. effective as of March 16, 2008
99.2
Custodial Agreement, dated as of February 28, 2007, by and among Citibank, N.A., not individually but solely as trustee, Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation as seller, LaSalle Bank National Association, as master servicer and securities administrator and Wells Fargo Bank, N.A., as custodian (As previously filed on Form 8-K filed on March 29, 2007 and  hereby incorporated by reference into this report on Form 10-K)

99.3
Swap Agreement between Bear Stearns Financial Products Inc. and LaSalle Bank National Association, not in its individual capacity, but solely as Supplemental Interest Trust Trustee (As previously filed on Form 8-K filed on March 29, 2007 and  hereby incorporated by reference into this report on Form 10-K)

99.4
Servicing Agreement, dated as of May 1, 2001,  and  executed between EMC Mortgage Corporation and GMAC Mortgage Corporation (As previously filed on Form 8-K filed on March 29, 2007 and  hereby incorporated by reference into this report on Form 10-K)

99.5
Assignment, Assumption and Recognition Agreement is made and entered into as of February 28, 2007 among EMC Mortgage Corporation, Citibank, N.A., not individually but solely as trustee for the holders of SACO I Trust 2007-2, Mortgage-Backed Certificates, Series 2007-2 and GMAC Mortgage, LLC (As previously filed on Form 8-K filed on March 29, 2007 and  hereby incorporated by reference into this report on Form 10-K)